Form 10-K
period 2007-12-31
C-BASS Mortgage Loan Trust 2007-CB2
filed 2008-03-27
CIK 1390516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130543-10

C-BASS Mortgage Loan Trust 2007-CB2
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-130543

Securitized Asset Backed Receivables LLC
(Exact name of registrant/depositor as specified in its charter)

Credit-Based Asset Servicing and Securitization LLC
(Exact name of sponsor as specified in its charter)

New York	P REMIC: 30-0417798 CE REMIC: 32-0202858 B-4 REMIC: 37-1542994 Lower Tier REMIC: 61-1529077 Middle Tier REMIC: 35-2296867 Upper Tier REMIC: 36-4608233
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, Illinois 60603
(Address of issuing entity's principal executive offices)

(312) 904-7323
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

 None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15(a).

PART I

Item 1. Business.
Not Applicable.

Item 1A. Risk Factors.
Not Applicable.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable.

Item 3. Legal Proceedings.
Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable.

Item 6. Selected Financial Data.
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 8. Financial Statements and Supplementary Data.
Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A. Controls and Procedures.
Not Applicable.

Item 9A(T). Controls and Procedures.
Not Applicable.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Not Applicable.

Item 11. Executive Compensation.
Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not Applicable.

Item 14. Principal Accounting Fees and Services.
Not Applicable.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB. Certain Derivative Instruments.
Barclays Bank PLC provides an Interest Rate Swap derivative instrument for the issuing entity. No additional disclosure is necessary because the significance percentage for the interest rate swap is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.
Legal Proceedings Regarding HSBC Consumer Lending (USA) Inc.

Pursuant to a Form 10-K filed on March 3, 2008 (the “March 3 10-K”) by HSBC Finance Corporation (“HSBC”) (Commission File No. 001-8198; CIK No. 0000354964), the parent of HSBC Consumer Lending (USA) Inc., one of the original loan sellers, HSBC stated that since July of 2007, HSBC and/or one or more of its subsidiaries has been named as a defendant in four class actions filed in the federal courts in the Northern District of Illinois, the Central District of California and the District of Massachusetts: Zamudio v. HSBC North America Holdings and HSBC Finance Corporation d/b/a Beneficial, (N.D. Ill. 07CV5413), National Association for the Advancement of Colored People (“NAACP”) v. Ameriquest Mortgage Company, et al. including HSBC Finance Corporation (C.D. Ca., No. SACV07-0794AG(ANx)), Toruno v. HSBC Finance Corporation and Decision One Mortgage Company, LLC (C.D. Ca., No. CV07-05998JSL(RCx) and Suyapa Allen v. Decision One Mortgage Company, LLC, HSBC Finance Corporation, et al. (D. Mass., C.A. 07-11669). Each suit alleges that the named entities racially discriminated against their customers by using loan pricing policies and procedures that have resulted in a disparate impact against minority customers. Violations of various federal statutes, including the Fair Housing Act and the Equal Credit Opportunity Act, are claimed. HSBC is unable to quantify the potential impact from these actions, if any.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously filed in a 424(b)(5) filed on March 2, 2007 and in an 8-K filed on December 14, 2007 (Commission File No. 333-1305430).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34).

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

The assessment of compliance of Litton Loan Servicing LP (“Litton”) disclosed the following instances of noncompliance:

Reconciliations for Asset-Backed Securities Related Bank Account – 1122(d)(2)(vii) Investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification.

Loan Buyouts from Pool Assets – 1122(d)(4)(iii) Certain loan buyouts from pool assets were not made within timeframes established in the transaction agreements.

Loan Modifications – 1122(d)(4)(vi) Certain loans were modified during the Reporting Period that included a modified maturity date that exceeded the latest maturity date established in the transaction agreements.

Litton has implemented the following remediation procedures:

Reconciliations for Asset-Backed Securities Related Bank Account – 1122(d)(2)(vii) The controls over the investor bank account reconciliation process are adequately designed and operating effectively.  In the fourth quarter of 2007, Litton had reduced the number of investor bank account reconciliations which included reconciling items that were not resolved within 90 calendar days of their original identification to less than 4%.

Litton’s key monitoring controls include an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items.  Senior servicing management review both of these monitoring reports monthly.

Loan Buyouts from Pool Assets – 1122(d)(4)(iii) Litton is in the process of incorporating automation that will calculate the calendar month in which a loan can be bought out of individual securities based on the requirements in the respective transaction agreements. This automation will not allow a loan to be removed from a security unless it is in the timeframe allowed in the respective transaction agreements.  Litton expects to have this automation in place at or around the end of the first quarter 2008.

Loan Modifications – 1122(d)(4)(vi) In February 2008, Litton reviewed all of its transaction agreements and updated its monitoring software with the latest maturity date a loan may be modified for each security.  This software will systematically prohibit loss mitigation personnel from modifying a loan with a maturity date past the maturity date maintained in the system.

Item 1123 of Regulation AB. Servicer Compliance Statement.
Although the referenced instances of noncompliance in the Litton report on assessment of compliance with the servicing criteria were material to the activities of Litton on a platform level, the instances of noncompliance related to reconciliations and loan modifications did not relate specifically to the performance of Litton in its capacity as servicer under the pooling and servicing agreement related to the securities issued by the Issuing Entity. Accordingly, the servicer compliance statement of Litton was appropriately modified.

See Item 15, exhibit (35).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable.
    (2) Not Applicable.
    (3)

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Securitized Asset Backed Receivables LLC, as depositor, Litton Loan Servicing LP, as servicer, Credit-Based Asset Servicing and Securitization LLC, as seller, and LaSalle Bank National Association, as trustee (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.1
Mortgage Loan Purchase Agreement, dated as of February 1, 2007, between Securitized Asset Backed Receivables LLC, as purchaser, and Credit-Based Asset Servicing and Securitization LLC, as seller (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.2
Novation Confirmation, dated as of February 28, 2007, among Barclays Bank PLC, Credit-Based Asset Servicing and Securitization LLC and LaSalle Bank National Association, not in its individual capacity but solely as Supplemental Interest Trust Trustee on behalf of the Supplemental Interest Trust with respect to C-BASS Mortgage Loan Trust 2007-CB2, C-BASS Mortgage Loan Asset-Backed Certificates, Series 2007-CB2 (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.3
Old Confirmation, dated as of February 28, 2007, between Barclays Bank PLC and Credit-Based Asset Servicing and Securitization LLC (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.4
New Confirmation, including the Credit Support Annex, each dated as of February 28, 2007, between Barclays Bank PLC and LaSalle Bank National Association not in its individual capacity but solely as Supplemental Interest Trust Trustee on behalf of the Supplemental Interest Trust with respect to C-BASS Mortgage Loan Trust 2007-CB2, C-BASS Mortgage Loan Asset-Backed Certificates, Series 2007-CB2 (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Litton Loan Servicing LP

Date: March 26, 2008	/s/ Elizabeth Folk
By: Elizabeth Folk
Title: Senior Vice President and Chief Financial Officer
The Senior Officer in Charge of the Servicing Function of the Servicer

EXHIBIT INDEX

Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of February 1, 2007, by and among Securitized Asset Backed Receivables LLC, as depositor, Litton Loan Servicing LP, as servicer, Credit-Based Asset Servicing and Securitization LLC, as seller, and LaSalle Bank National Association, as trustee (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.1
Mortgage Loan Purchase Agreement, dated as of February 1, 2007, between Securitized Asset Backed Receivables LLC, as purchaser, and Credit-Based Asset Servicing and Securitization LLC, as seller (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.2
Novation Confirmation, dated as of February 28, 2007, among Barclays Bank PLC, Credit-Based Asset Servicing and Securitization LLC and LaSalle Bank National Association, not in its individual capacity but solely as Supplemental Interest Trust Trustee on behalf of the Supplemental Interest Trust with respect to C-BASS Mortgage Loan Trust 2007-CB2, C-BASS Mortgage Loan Asset-Backed Certificates, Series 2007-CB2 (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.3
Old Confirmation, dated as of February 28, 2007, between Barclays Bank PLC and Credit-Based Asset Servicing and Securitization LLC (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

10.4
New Confirmation, including the Credit Support Annex, each dated as of February 28, 2007, between Barclays Bank PLC and LaSalle Bank National Association not in its individual capacity but solely as Supplemental Interest Trust Trustee on behalf of the Supplemental Interest Trust with respect to C-BASS Mortgage Loan Trust 2007-CB2, C-BASS Mortgage Loan Asset-Backed Certificates, Series 2007-CB2 (filed as part of the Registrant's Current Report on Form 8-K filed on March 15, 2007 (Commision File No. 333-130543-10) and is incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certification.
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York, as Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee